Form 10KSB
period 1999-12-31
THIRD BUSINESS SERVICE GROUP INC
filed 2000-05-18
CIK 1082192

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459
                                FORM 10-KSB

      ( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                      For the Year Ended December 31, 1999

  ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from __________ to __________.

                             Commission File Number:

                           THIRD BUSINESS SERVICE GROUP, INC.
                   (Exact name of Registrant as specified in its Charter)

      Florida                                        Pending
(State of or other jurisdiction of                    (IRS Employer I.D.  No.)
incorporation or organization)

                            2503 W. Gardner Ct., Tampa, FL 33611
                     Address of Principle Executive Offices:

                                    (813) 831-9348
                    Registrant's telephone number, including area code:

                Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

                Securities registered pursuant to Section 12(g) of the Act:

                             1,000,000 Common Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by 7 Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports), and (20 has been subject to such filing requirements for the past 90 days. ___ Yes _X_No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X__

Issuer's revenues for the most recent fiscal year: NONE

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 1999 was $0. Shares of common stock held by each officer and director and by each person who owns more that 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of April 28, 2000.

                        1,000,000 Common Shares

                   Documents Incorporated By Reference - NONE

                Transitional small business disclosure format. ___ Yes _X_No

                       Third Business Service Group, Inc.

                                  FORM 10 - KSB

                                Table of Contents

     PART I.
              ITEM 1. Description of Business                3
              ITEM 2. Properties                            10
              ITEM 3. Legal Proceedings                     10
              ITEM 4. Submission of Matters to a Vote of    10
                      Security Holders

     PART II

              ITEM 5. Market for the Common Deficit and
                      Related Stockholder Matters           10
              ITEM 6. Plan of Operation                     10

              ITEM 7. Financial Statements                  13
              ITEM 8. Changes In and Disagreements With
                      Accountants on Accounting and
                      Financial Disclosures                 21

     PART III

              ITEM 9  Directors, Executive Officers,
                      Promoters and Control Persons;
                      Compliance with Section 16(a) of the
                      Exchange Act                          21
              ITEM 10 Executive Compensation                23
              ITEM 11 Security Ownership of Certain
                      Beneficial Owners and Management      24
              ITEM 12 Certain Relationships and Related
                      Transactions                          25

              ITEM 13 Exhibits, Financial Statement
                      Schedules and Reports on Form 8-K     28

                      Signatures                            29

                                     PART I.

ITEM 1 - DESCRIPTION OF BUSINESS

We were organized under the laws of the State of Florida in March 1999. Since inception, our primary activity has been directed to organizational efforts. We were formed as a vehicle to acquire or be acquired by a private company desiring to become an SEC reporting company in order thereafter to secure a listing on the over the counter bulletin board. This type of acquisition is sometimes referred to as a reverse merger. Companies such as ours are called blank check companies, meaning a company that:

o Is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person

o Is issuing "penny stock," as defined in Rule 3a51-1 under the Securities Exchange Act of 1934

We were organized for the purposes of creating a corporate vehicle to seek, investigate and, if such investigation warrants, engage in business combinations presented to us by persons or firms who or which desire to become an SEC reporting company. We will not restrict our search to any specific business or industry, but will limit ourselves to acquisitions located by our president.

We do not currently engage in any business activities that provide any cash flow. The costs of identifying, investigating and analyzing business combinations will be paid with funds contributed as a capital contribution by our president. Management has placed no cap on the amount of funds they will lend. This is based on a written agreement between our president and us. This capital contribution will not be returned either by us or by the company we acquire either before or after the merger. In addition, we have no preliminary agreements or understandings with any other person or entity concerning loans or capital contributions.

Risk Factors

Our business is subject to numerous risk factors, including the following:

      WE HAVE NEITHER OPERATING HISTORY NOR REVENUE AND MINIMAL ASSETS. We have had no operating history nor any revenues or earnings from operations. We have no significant assets or financial resources. We have operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. Our management has agreed to pay, without repayment by us, all expenses incurred by us until a business combination occurs.

      WE HAVE ONLY ONE DIRECTOR AND ONE OFFICER. Our president and sole officer is Michael T. Williams who is also our sole director and our sole shareholder. Because management consists of only one person, we do not benefit from multiple judgements that a greater number of directors or officers would provide and we will rely completely on the judgement of our sole officer and director when selecting a target company. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to us, would be desirable. Mr. Williams anticipates devoting only a limited amount of time per month to the business. Mr. Williams has not entered into a written employment agreement with us and he is not expected to do so. We have not obtained key man life insurance on Mr. Williams. The loss of the services of Mr. Williams would adversely affect the development of our business and our likelihood of continuing operations.

      MANAGEMENT IS SUBJECT TO CONFLICTS OF INTEREST. Mr. Williams, our president, participates in other business ventures that may compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future. We have adopted a policy that we will not enter into a business combination with any entity, which is in any way wholly owned or partially beneficially owned by any officer, director, promoter, affiliate or associate of us. The terms of business combination will likely include the resignation of our present officer and director. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Williams for the purchase or retirement of all or part of his common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Williams would directly benefit from such payment. Such benefits may influence Mr. Williams's choice of a target company. Our Articles of Incorporation provide that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets of could be used or attached to satisfy any liabilities subject to such indemnification.

      OUR PROPOSED OPERATIONS ARE SPECULATIVE. The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. There is no assurance that we will identify a target company and consummate a business combination.

      PURCHASE OF PENNY STOCKS CAN BE RISKY. In the event that a public market develops for our securities following a business combination, such securities may be classified as a penny stock depending upon their market price and the manner in which they are traded. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell such stock. Thus an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

      THERE IS A SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

      THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS FOR BUSINESS COMBINATION. We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. We have held preliminary discussions with various entities, none of which was willing to proceed until we were current in our SEC reporting requirements. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that we will be able to negotiate a business combination on terms favorable to us.

      REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, we are required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 75 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to us at the time of effecting a business combination. In cases where audited financials are unavailable, we will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

      LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. We have neither conducted, nor have others made available to us, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a transaction of the type contemplated by us; there is no assurance we will be successful in completing any such business combination.

      REGULATION UNDER INVESTMENT COMPANY ACT. In the event we engage in business combinations which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject us to material adverse consequences.

      PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, Mr. Williams, our sole shareholder, may agree to sell or transfer all or a portion of his common stock in order to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of our present officer and director and a corresponding reduction in or elimination of his participation in our future affairs.

      POSSIBLE DILUTION OF VALUE OF SHARES UPON BUSINESS COMBINATION. A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of our common stock may increase or decrease, perhaps significantly.

      TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

History and Organization

We were organized under the laws of the State of Florida in March, 1999. Since inception, our primary activity has been directed to organizational efforts. We were formed as a vehicle to acquire or be acquired by a private company desiring to become an SEC reporting company in order thereafter to secure a listing on the over the counter bulletin board. This type of acquisition is sometimes referred to as a reverse merger. Companies such as ours are called blank check companies, meaning a company that:

o Is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person

o Is issuing "penny stock," as defined in Rule 3a51-1 under the Securities Exchange Act of 1934

We have elected to file this Form 10 on a voluntary basis because we believe that a private company desiring to become an SEC reporting company in order thereafter to secure a listing on the over the counter bulletin board will be more receptive to an acquisition by an SEC reporting company. We will voluntarily file periodic reports in the event our obligation to file such reports is suspended under the Exchange Act.

Operations

We were organized for the purposes of creating a corporate vehicle to seek, investigate and, if such investigation warrants, engage in business combinations presented to us by persons or firms who or which desire to become an SEC reporting company. We will not restrict our search to any specific business or industry, but will limit ourselves to acquisitions located by our president.

We do not currently engage in any business activities that provide any cash flow. The costs of identifying, investigating, and analyzing business combinations will be paid with funds contributed as a capital contribution by our president. Management has placed no cap on the amount of funds they will lend. This is based on a written agreement between our president and us. This capital contribution will not be returned either by us or by the company we acquire either before or after the merger. In addition, we have no preliminary agreements or understandings with any other person or entity concerning loans or capital contributions.

We may seek a business combination in the form of firms which:

o     Have recently commenced operations
o     Are developing companies
o     Are seeking to develop a new product or service
o     Are established businesses

A business combination will most likely involve the acquisition of, or merger with, one of these kind of companies which does not need substantial additional capital but which desires to establish a public trading market for our shares, while avoiding what they may deem to be adverse consequences of undertaking a public offering itself, such as:

o     Time delays
o     Significant expense
o     Loss of voting control

o     Compliance with various federal and state securities laws

Based upon the probable desire on the part of the owners of acquisition candidates to assume voting control over us in order to avoid tax consequences or to have complete authority to manage the business, we will combine with just one acquisition candidate.

Upon closing of a business combination, there will be a change in control which will result in the resignation of our present officer and director.

There are no financial requirements for an acquisition candidate, except to have qualified audited financial statements and the funds to make payments to us required in an acquisition agreement. Accordingly, any acquisition candidate that is selected may be a financially unstable company or an entity in our early stage of development or growth, including entities without established records of sales or earnings. Accordingly, we may become subjected to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk.

We anticipate that the selection of a business combination will be complex and extremely risky. Management believes that there are numerous firms seeking the benefit of a publicly traded corporation because of:

o     General economic conditions
o     Rapid technological advances being made in some industries
o     Shortages of available capital

   Such perceived benefit of a publicly traded corporation may include:

o Facilitating or improving the terms on which additional equity financing may be sought
o     Providing  liquidity  for the  principals of a business
o Creating a means for providing incentive stock options or similar benefit to key employees
o Providing liquidity, subject to restrictions of applicable statutes, for all
o     shareholders

Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Evaluation of Business Combinations

The analysis of business combinations will be undertaken by or under the supervision of our officer and director who is not a professional business analyst. Management intends to concentrate on identifying preliminary prospective business combinations which may be brought to our attention through present associations. There are only two characteristics necessary for a prospective business combination:

o Have the ability to obtain qualified audited financial statements within the time period required under relevant SEC regulations
o Have the funds to make payments to us required in an acquisition agreement, if mutually agreed by us and the acquisition candidate

Because we will be subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, we will be required to furnish certain information about significant acquisitions, including audited financial statements for the business acquired, covering one, two or three years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements within the required time period will not be appropriate for acquisition.

Any business combination will present certain risks. Many of these risks cannot be adequately identified prior to selection. In the case of some of the potential combinations available to us, it is possible that the promoters of an acquisition candidate have been unable to develop a going concern or that such business is in our development stage in that it has not generated significant revenues from its principal business activity prior to our merger or acquisition. There is a risk, even after the closing of a business combination and the related expenditure of our funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. The combination may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by us and, therefore, our shareholders.

Business Combination

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also purchase stock or assets of an existing business. The manner of the business combination will depend on:

o The nature of the acquisition  candidate
o The respective needs and desires of us and other parties
o The management of the acquisition candidate opportunity
o The relative negotiating strength of us and such other management

On the closing of a business combination, the acquisition candidate will have significantly more assets than us; therefore, management plans to offer a controlling interest in us to the acquisition candidate. Although the actual terms of a transaction to which we may be a party cannot be predicted, we may be expected that the parties to the business transaction will find we desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called tax-free reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1954. In order to obtain tax-free treatment under the code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which would be likely to result in significant dilution in the equity of such shareholders. In addition, our director and officer will, as part of the terms of the acquisition transaction, resign as director and officer.

Prior to any business combination, we will effect a reverse split of our stock such that management and our non-management principal shareholder retain the number of shares as provided in the merger agreement upon the closing of the merger. We will not, however, sell or issue any additional shares prior to the location of an acquisition candidate. All necessary funding will be provided as a non-refundable capital contribution by management.

Consistent with the position of the SEC staff in recent letters to the NASD concerning blank check companies, no trading will begin unless all required Form 10 information and audited financial statements has been filed with the SEC and the SEC has advised us they have no further comments on the filing. Unless otherwise requested by the acquisition candidate, all securities issued in the acquisition transaction will be registered under the 1933 Act. If this happens, no request will be made to the NASD to grant final approval for listing until the registration statement is declared effective. If such securities are not registered under the 1933 Act, a Form 8-K containing this information will be filed, and no request will be made to the NASD to grant final approval for listing until the SEC staff advises us that they have no further comments on our Form 8-K filing under the 1934 Act. We may also agree to register additional securities for resale thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our common stock may have a depressive effect on such market.

If at any time we enter negotiations with a possible merger candidate and such a transaction becomes probable, then we will file all required information on either Form 8-K, 10-Q or 10-K, as appropriate. As of the date of this filing, no potential acquisition candidate has entered into any oral or written agreement to be acquired by us. We are engaged in preliminary acquisition discussions with potential acquisition candidates. However, no such candidate is willing to proceed with further discussions until, among other things, we are current in our reporting requirements.

We have adopted certain acquisition policies. Management is unaware of any circumstances under which such policy through their own initiative may be changed. The following policies are based on a written agreement with management, and we are aware of no circumstances under which these policies may be changed.

o o We may not borrow funds and use the loan proceeds to make payments to any officer, director, promoter or affiliate or associate of us.

o o We will not enter into a business combination with any company which is in any way wholly or partially beneficially owned by any officer, director, promoter or affiliate or associate of us.

o o We have adopted a policy that we will not pay a finder's fee to any member of management for locating a merger or acquisition candidate. No member of management intends to or may seek and negotiate for the payment of finder's fees.

o We will not sell any securities prior to the location of an acquisition or merger candidate.

o o Other fees may be paid to our management if and only if it is agreed by the acquisition candidate in the merger agreement. Any such fee will be funded by a fee the acquisition candidate agrees to pay as part of the merger agreement. There is no minimum or maximum amount of fee that can be paid. The amount will be determined in arms'-length negotiations in the merger agreement.

o o The only other pecuniary benefit to be received by management is the retention of a to-be-agreed percent of stock after the acquisition closes. There is no minimum or maximum amount of stock which can be retained. The amount will be determined in arms'-length negotiations in the merger agreement.

Although we believe these procedures eliminate the potential for a claim that management has breached or compromised its fiduciary duties, there is always a potential that such claim could be made. If made, any remedy available under state corporate law will most likely be prohibitively expensive and time consuming.

A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company. We will not receive any payment or benefit from any of these attorneys, accountants, advisors or consultants.

We will remain an insignificant player among the firms that engage in business combinations. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our combined limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. Also, we will be competing with a large number of other similar small public companies located throughout the United States, including those organized and to be organized by our principal shareholder for himself and others.

We do not intend to advertise or promote ourselves. Instead, our management will actively search for potential acquisition candidates. In the event management decides to advertise in the form of an ad in a publication to attract an acquisition candidate, the cost of such advertising will be assumed by management.

ITEM 2 - PROPERTIES

We have no properties and at this time has no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3 - LEGAL PROCEEDINGS

      NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      NONE

                                    PART II.

IETM 5 - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      NONE

ITEM 6 - MANAGEMENT'S DISSCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See ITEM 7, "FINANCIAL STATEMENTS." This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

We are a development stage entity, and have neither engaged in any operations nor generated any revenues to date. We have no assets. Our expenses through December 31, 1999, all funded by a capital contribution from management, are $79.

Substantially all of our expenses that must be funded by management will be from our efforts to identify a suitable acquisition candidate and close the acquisition. Management has agreed in writing to fund our cash requirements until an acquisition is closed. So long as management does so, we will have sufficient funds to satisfy our cash requirements. This is primarily because we anticipate incurring no significant expenditures. Before the conclusion of an acquisition, we anticipate our expenses to be limited to accounting fees, legal fees, telephone, mailing, filing fees, occupational license fees, and transfer agent fees.

We do not intend to seek additional financing. At this time we believe that the funds to be provided by management will be sufficient for funding our operations until we find an acquisition and therefore do not expect to issue any additional securities before the closing of a business combination.

ITEM 7 - FINANCIAL STATEMENTS

                        THIRD BUSINESS SERVICE GROUP, INC.
                        (A Development Stage Enterprise)

                                TABLE OF CONTENTS

------------------------------------------------------------------------------



Independent Auditors' Report                                                F-2

Financial Statements as of and for the period March 15, 1999
(date of incorporation) to December 31, 1999

  Balance Sheet                                                             F-3

  Statement of Operations                                                   F-4

  Statement of Stockholder's Deficit                                        F-5

  Statement of Cash Flows                                                   F-6

  Notes to Financial Statements                                             F-7



--------------------------------------------------------------------------------









                                       F-1

                   [Letterhead of Kingery, Crouse & Hohl P.A.]

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of Third Business Service Group, Inc.:

We have audited the accompanying balance sheet of Third Business Service Group, Inc. (the "Company"), a development stage enterprise, as of December 31, 1999 and the related statements of operations, stockholder's deficit and cash flows for the period March 15, 1999 (date of incorporation) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and the results of its operations and its cash flows for the period March 15, 1999 (date of incorporation) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company is in the development stage and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. As of the date of these financial statements, an insignificant amount of capital has been raised, and as such there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations and/or implement its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            Kingery, Crouse & Hohl P.A.

May 3, 2000
Tampa, FL

                       Third Business Service Group, Inc.
                        (A Development Stage Enterprise)

                      BALANCE SHEET AS OF DECEMBER 31, 1999

--------------------------------------------------------------------------
ASSETS

   TOTAL ASSETS                                                     $         -
                                                                    ============


LIABILITIES AND STOCKHOLDER'S DEFICIT

   TOTAL LIABILITIES - Accrued expenses                             $     1,000
                                                                    ------------

STOCKHOLDER'S DEFICIT:
   Preferred stock - no par value: 20,000,000 shares
    authorized; zero shares issued and outstanding                            -
   Common stock - no par value: 50,000,000 shares
    authorized; 1,000,000 shares issued and outstanding                      79
   Additional paid-in capital                                             4,000
                                                                    ------------
   Deficit accumulated during the development stage                      (5,079)
                                                                    ------------

      Total stockholder's deficit                                        (1,000)
                                                                    ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $         -
                                                                    ============



--------------------------------------------------------------------------------

See notes to financial statements

                         Third Business Service Group, Inc.
                          (A Development Stage Enterprise)

STATEMENT OF OPERATIONS FOR THE PERIOD MARCH 15, 1999 (DATE OF INCORPORATION) TO
                                   DECEMBER 31, 1999

-------------------------------------------------------------------------------

 EXPENSES:

  Professional fees and expenses                                    $     5,000
  Organization costs                                                         79
                                                                     -----------

 NET LOSS                                                            $    5,079
                                                                     ===========

 BASIC AND DILUTED NET LOSS PER SHARE                                $     0.00
                                                                     ===========

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           1,000,000
                                                                     ===========

-------------------------------------------------------------------------------

See notes to financial statements

                       Third Business Service Group, Inc.
                        (A Development Stage Enterprise)

               STATEMENT OF STOCKHOLDER'S DEFICIT FOR THE PERIOD MARCH 15, 1999
                         (DATE OF INCORPORATION) TO DECEMBER 31, 1999


--------------------------------------------------------------------------------

                                                               Deficit
                                                             Accumulated
                                                             During the
                              Common Stock      Additional   Development
                           Shares   Par Value    Paid-in        Stage        Total
                                                 Capital
                          --------  --------- ------------  ------------  ----------

Balances, March 15, 1999
 (date of incorporation)       -    $     -    $      -      $      -      $     -

Issuance of common      1,000,000        79           -             -           79
  stock

Capital Contribution of
  services                     -          -       4,000             -        4,000

Net loss for the period,
  March 15, 1999 (date of
  incorporation)
  to December 31, 1999         -          -           -        (5,079)      (5,079)
                           -------- ----------  ------------ -----------  -----------
Balances, December 31,
  1999                  1,000,000    $   79     $ 4,000      $ (5,079)     $(1,000)
                           ======== ==========  ============ ===========  ===========

------------------------------------------------------------------------------

See notes to financial statements

                                       F-5

                          Third Business Service Group, Inc.
                           (A Development Stage Enterprise)

STATEMENT OF CASH FLOWS FOR THE PERIOD MARCH 15, 1999 (DATE OF INCORPORATION) TO
                                DECEMBER 31, 1999

--------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITES:
  Net loss                                                          $    (5,079)
   Adjustments to reconcile net loss to cash used in
operating activities:
     Increase in accrued expenses                                         1,000
     Contributed services and expenses                                    4,000
                                                                      ----------

NET CASH USED IN OPERATING ACTIVITIES                                       (79)
                                                                      ----------

CASH FLOWS FROM FINANCING ACTIVITIES -
  Proceeds from issuance of common stock                                     79
                                                                      ----------

CASH PROVIDED BY FINANCING ACTIVITIES                                        79
                                                                      ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                -
                                                                      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $         -
                                                                      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

TAXES PAID                                                          $         -
                                                                      ==========

INTEREST PAID                                                       $         -
                                                                      ==========



-------------------------------------------------------------------------------

See notes to financial statements

                       Third Business Service Group, Inc.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

First Business Service Group, Inc. ("we, us, our") was incorporated under the laws of the state of Florida on March 15, 1999. We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No 7, and intend to seek, investigate and, if such investigation warrants, engage in business combinations presented to us by persons or firms who or which desire to become a Securities and Exchange Commission (the "SEC") reporting company. Our planned principal operations have not commenced, therefore accounting policies and procedures have not yet been established. Our fiscal year end is December 31.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. Accordingly, the Company's ability to continue as a going concern is dependent upon its ability to secure an adequate amount of capital to finance its planned principal operations and/or implement its business plan. The Company's plans include borrowings from management and negotiating fees with an acquisition candidate, however there is no assurance that they will be successful in their efforts to raise capital. This factor, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTE C - INCOME TAXES

During the period March 15, 1999 (date of incorporation) to December 31, 1999, we recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying statement of operations.

NOTE D - RELATED PARTY TRANSACTIONS

The value of services provided by our stockholder during the period March 15, 1999 (date of incorporation) to December 31, 1999 was $4,000 and is included as professional fees and expenses in the accompanying statement of operations. In addition, the stockholder has agreed to pay corporate, organizational and other costs incurred by us and provide the following services at no cost to us until a business combination is effected:

1. Preparation and filings of required documents with the Securities and Exchange Commission.

2.    Location and review of potential target companies.


NOTE E - LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding as of December 31, 1999.

-------------------------------------------------------------------------------

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      NONE

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Directors and Executive Officers.

The following table and subsequent discussion sets forth information about our director and executive officer, who will resign upon the closing of the acquisition transaction. Our director and executive officer was elected to his position in March, 1999.

 Name                            Age                        Title

 Michael T. Williams             51            President, Treasurer and Director

 Michael T. Williams responsibilities will include management of our operations as well as our administrative and financial activities. Since 1975 Mr. Williams has been in the practice of law, initially with the U.S. Securities and Exchange Commission until 1980, and since then in private practice. He was also chief executive officer of Florida Community Cancer Centers, Dunedin, FL from 1991-1995. He received a BA from the University of Kansas and a JD from the University of Pennsylvania.

ITEM 10 - EXECUTIVE COMPENSATION.

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to us in all capacities during the year ended December 31, 1999, by our president; however, as we have no our other executive officers whose salary and bonus for the year ended December 31, 1999 exceeded $100,000, information is only furnished for Mr. Williams.

                           Summary Compensation Table
                          Long-Term Compensation Awards

Name and Principal Position  Annual Compensation - 1998
                             Salary ($)      Bonus ($)     Number of Shares
                                                         Underlying Options (#)
Michael T. Williams,            None           None              None
President

 Fees may be paid to our management if and only if it is agreed by the acquisition candidate in the merger agreement. These fees would be for services including, but are not limited to, the following:

o Formation of our company
o Preparation and filing of Form 10
o Securing  an  accounting  firm and  audited  financial  statements
o Locating potential acquisition candidates
o Qualifying the actual acquisition candidate
o Negotiating  all aspects of the  acquisition
o Preparation  and filing of a Form 8-K
o Closing the merger transaction

Fees may also be paid to Williams Law Group, P.A., an affiliate of our management, for rendering legal services. Any such fees will be funded by a fee the acquisition candidate agrees to pay as part of the merger agreement. There is no minimum or maximum amount of fees that can be paid. The amount will be determined in arms'-length negotiations in the merger agreement.

Except as described above and any stock retained by management as mutually agreed in the acquisition agreement, we will not pay any of the following types of compensation or other financial benefit to our management:

o     Consulting Fees
o     Finders' Fees
o Any other methods of payments by which management or current shareholders receive funds, stock, other assets or anything of value whether tangible or intangible

These provisions are the subjects of a written agreement between management and us. Management is not aware of any circumstances under which this policy, through their own initiative, may be changed.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information about our current shareholder. The person named below has sole voting and investment power with respect to the shares. The numbers in the table reflect shares of common stock held as of the date of this Form 10:

                  Shares Owned                         Percentage

Michael T.
Williams (1)         1,000,000                              100%

2503 W. Gardner  Ct.
 Tampa FL 33611


All directors and
officers as a

group -
1 persons            1,000,000                              100%


1. To be owned in a blind trust with the beneficiaries of Michael T. Williams and his wife, Donna J. Williams, Tenants by the Entireties. Mr. Williams may be deemed our founder and promoter, as the terms are defined under the Securities Act of 1933.

Mr. Williams' trust will retain an amount of our issued and outstanding stock after issuance of all shares in the merger and closing of the merger transaction as is agreed in arms'-length negotiations with the acquisition candidate. Prior to closing the merger, we will effect a reverse stock split so that share ownership complies with the terms of the acquisition agreement.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the related party transactions described below were the result of arm's length negotiations. Accordingly, there is a potential that management's fiduciary duties may be compromised as a result of any of these transactions. Any remedy available under state corporate law, if management's fiduciary duties are compromised, will most likely be prohibitively expensive and time consuming.

We have established the a policy that prohibits transactions with or payment of anything of value to any present officers, director, promoter or affiliate or associate or any company that is in any way or in any amount beneficially owned by any of our officers, director, promoter or affiliate or associate, except as follows:

o Fees may be paid to Williams Law Group, P.A., an affiliate of our management, for rendering legal services.
o     All  compensation   payable  according  to  a  written  agreement  between
      management and us as described in Item 6. Management above.

Any such fees will be funded by a fee the acquisition candidate agrees to pay as part of the merger agreement. There is no minimum or maximum amount of fees that can be paid. The amount will be determined in arms'-length negotiations in the merger agreement.

Our director and officer is or may become, in his individual capacity, an officer, director, controlling shareholder and/or partner of other entities engaged in a variety of businesses. Mr. Williams is engaged in business activities outside of us, and the aggregate amount of time he will devote to our business and the business of all other blank check companies with which is associated will be limited, usually involving one hour or less per week aggregate until an acquisition candidate has agreed to be acquired.

There exists potential conflicts of interest including allocation of time between us and such other business entities.

Our director and officer is or may become, in his individual capacity, an officer, director, controlling shareholder and/or partner of other entities engaged in a variety of businesses. Michael T. Williams is engaged in business activities outside of us, and the aggregate amount of time he will devote to our business and the business of all other blank check companies with which is associated will only be between five (5) and twenty (20) hours per week until a successful business opportunities have been acquired by all such companies. There exists potential conflicts of interest including allocation of time between us and such other business entities.

Conflicts with other blank check companies with which members of management are currently and may become affiliated in the future will arise in the pursuit of business combinations. These conflicts will involve only Michael T. Williams. Mr. Williams has in the past formed other what would be deemed blank check entities for himself. He intends to continue to do so in the future. Except for 4 Brandon - I, Inc., none of these entities has or will engage in any public offering of its securities prior to entering into a business combination agreement. None of such entities has entered into an agreement to acquire or be acquired by any business or has acquired any business.

To aid the resolution of these conflicts, he and we have agreed to the following procedure:

o None of the existing blank check entities except for 4 Brandon - I, Inc. will file registration statements under the Securities Act to sell their securities prior to entering into a business combination agreement. No acquisition candidates will be presented to for 4 Brandon
         - I, Inc. until it has sold any securities.

o Unless specifically requested by an acquisition candidate, no acquisition candidates will be presented to the following existing blank check companies with which Mr. Williams is associated until all blank check companies which have not filed registration statements on Form 10, existing or in the future, have entered into acquisition agreements.

The  following  table  sets  forth  acquisition  companies,   which  have  filed
registration statements on Form 10.

Name                                     Date of Filing of Form 10 with SEC
First Business Service Group, Inc.                   March 25, 1999
Second Business Service Group, Inc.                  March 25, 1999
Third Business Service Group, Inc.                   March 25, 1999
Fourth Business Service Group, Inc.                  March 25, 1999
Fifth Business Service Group, Inc.                   March 25, 1999
Sixth Business Service Group, Inc.                   March 25, 1999

Seventh Business Service Group, Inc.                 March 25, 1999
Eighth Business Service Group, Inc.                  March 25, 1999
Ninth Business Service Group, Inc.                   March 25, 1999
Tenth Business Service Group, Inc.                   March 25, 1999

Only Sixth Business Service Group, Inc. has entered into an acquisition agreement with Telesource, Inc. A registration statement has been filed and refiled, comments have been received and Amendment No. 2 is anticipated to be filed in the near future. First, Second and Third Business Service Group are engaged in preliminary acquisition discussions with potential acquisition candidates. However, no such candidate is willing to proceed with further discussions until, among other things, we are current in our reporting requirements.

The following table sets forth acquisition companies that have not filed and do not intend to file registration statements on Form 10.

           Name              Acquisition Agreement    SEC Filing Status
                                    Status

First Enterprise Service     Merger Agreement with       Registration
Group, Inc.                      Space Systems         Statement filed.
                              International, Inc.     Awaiting Comments.
Second Enterprise Service
Group, Inc.

Third Enterprise Service     Merger Agreement with       Registration
Group, Inc.                 Competitive Companies,     Statement filed.
                                     Inc.            Awaiting financials
                                                          to refile.
Fourth Enterprise Service       Proposal being
Group, Inc.                      considered by

                                  candidate.
Fifth Enterprise Service        Proposal being
Group, Inc.                      considered by

                                  candidate.
Sixth Enterprise Service        Initial Merger
Group, Inc.                     Agreement with

                              Africainternet.com,
                             Inc. terminated. New
                             candidate considering
                                   proposal.
Seventh Enterprise Service   Merger Agreement with       Registration
Group, Inc.                 Legacy Communications,     Statement being

                                     Inc.                  drafted.
Eighth Enterprise Service    Merger Agreement with       Registration
Group, Inc.                         Impulse            Statement being
                             Communications, Inc.          drafted.
Ninth Enterprise Service     Merger Agreement with       Registration
Group, Inc.                  Wiremedia.com, Inc.,      Statement being
                                     Inc.                  drafted.
Tenth Enterprise Service     Merger Agreement with       Registration
Group, Inc.                  Emailshots.com, Inc.      Statement being
                                                           drafted.
Brilliant Sun Industry Co.   Merger Agreement with       Registration
                              Yi Wan Group, Inc.       Statement filed.
                                                     Awaiting financials
                                                          to refile.

First Emily, Inc.            Merger Agreement with       Registration
                             Talentspot.com, Inc.      Statement being
                                                           drafted.
First Hilary, Inc.           Merger Agreement with       Registration
                             Net Sales Solutions,      Statement being
                                     Inc.                  drafted.
First Zachery, Inc.             Proposal being
                                 considered by
                                  candidate.
First Michelle, Inc.            Proposal being
                                 considered by
                                  candidate.
First James, Inc.               Proposal being
                                 considered by
                                  candidate.
First Mark, Inc.                Proposal being
                                 considered by
                                  candidate.
First Matt, Inc.                Proposal being
                                 considered by
                                  candidate.
First Brandon, Inc.          Merger Agreement with       Registration
                                Net2speak, Inc.        Statement being
                                                           drafted.
First Brad, Inc.                Proposal being
                                 considered by
                                  candidate.
First Dunmore, Inc.


ITEM 13-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORMS 8-K

Exhibits -

10.1   Agreement with Management

Financial Statement Schedules - None.

Reports on Form 8-K - None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THIRD BUSINESS SERVICE GROUP, INC.

                  By:     /s/ Michael T. Williams
                          President

Dated: May 18, 2000


      In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

SIGNATURE                   TITLE                            DATE

/s/ Michael T. Williams     Director                          May 18, 2000
----------------------------